Form 10-Q
period 1997-09-30
BONITO INDUSTRIES INC
filed 1997-11-14
CIK 894530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1997; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 33-55254-21

                                   NOHIV, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      33-55254-21                                        87-0438453
------------------------                  ------------------------------------
(Commission File Number)                  (I.R.S. Employer Identification No.)

 1508 Brookhollow Drive, Suite 354, Santa Ana, California             92705
------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

                                 (714) 429-1041
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Bonito Industries, Inc., 3098 South Highland Dr. #460, Salt Lake City, UT 84106
-------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1997, there were 4,000,000 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The condensed financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and changes in its financial position from inception through September 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                   NOHIV, INC.
                       (formerly Bonito Industries, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets


                                                  September 30,       Dec. 31,
                                                     1997              1996
                                                  ------------       ----------
                                                 (Unaudited)
ASSETS
CURRENT ASSETS
     Cash in bank                                 $         0        $        0
                                                  -----------        -----------

               TOTAL CURRENT ASSETS                         0                 0


OTHER ASSETS
     Organization costs                                     0                 0
     License                                          600,000                 0
                                                  -----------        -----------
                                                      600,000                 0
                                                  -----------        -----------

                                                  $   600,000                 0
                                                  ===========        ===========

LIABILITIES & EQUITY
CURRENT LIABILITIES
     Accounts Payable                             $        0         $        0
                                                  -----------        -----------

               TOTAL CURRENT LIABILITIES                   0                  0

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
     Authorized - 100,000,000 shares
     Issued & outstanding
     4,000,000 shares (1,000,000 at 1996)              4,000              1,000
     Additional paid-in capital                      598,000              1,000
     Deficit accumulated during
     the development stage                            (2,000)            (2,000)
                                                  -----------        ----------

               TOTAL STOCKHOLDERS' EQUITY            600,000                  0
                                                  ===========        -----------

                                                  $  600,000         $        0
                                                  ===========        ===========


                                   NOHIV, INC.
                       (formerly Bonito Industries, Inc..)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                        4/16/86
                      For the three months    For the Nine months      (Date of
                      ended September 30      ended September 30      inception)
                      1997            1996    1997           1996     to 9/30/97
                          Unaudited                   Unaudited        Unaudited
                      --------------------    -------------------     ----------
Net Sale              $    0      $   0      $  0       $  0         $   0
Cost of sales              0          0         0          0             0
                      --------    --------   --------   ---------    ----------

GROSS PROFIT (LOSS)        0           0         0          0             0

General and
Administrative expenses    0           0         0          0            2,000
                      --------    --------   --------   ---------    ----------

NET INCOME (LOSS)     $    0        $  0      $  0       $  0         $ (2,000)
                      --------    --------   --------   ---------    ----------

Net income (loss)
per weighted          $  .00        $ .00     $ .00      $ .00
Average common shares --------    --------   --------   ---------    ----------


Weighted average number
common shares used
to compute net
income (loss)        2,271,739   1,000,000   1,428,571  1,000,000
                     ---------   ---------   ---------  ---------


                                   NOHIV, INC.
                       (formerly Bonito Industries, Inc..)
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                 Common Stock              Additional
                                Par Value $.001            Paid-in      Retained
                              Shares         Amount         Capital      Deficit
                              ---------------------        ---------------------
Balances at 4/16/86
(Date of inception)             -0-       $   -0-          $   -0-      $  -0-

Issuance of common stock
(restricted) At $.002
per share at 5/29/86          1,000,000      1,000            1,000
Net loss for period                                                      (1,950)
                              ---------   ---------        ---------   ---------

Balances at 12/31/86          1,000,000      1,000            1,000      (1,950)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/87          1,000,000      1,000            1,000      (1,960)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/88          1,000,000      1,000            1,000      (1,970)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/89          1,000,000      1,000            1,000      (1,980)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/90          1,000,000      1,000            1,000      (1,990)
Net income for the year                                                  (   10)
                              ---------   ---------        ---------   ---------

Balances at 12/31/91          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/92          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/93          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/94          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/95          1,000,000      1,000            1,000      (2,000)
Net income for the year                                                     -0-
                              ---------   ---------        ---------   ---------

Balances at 12/31/96          1,000,000      1,000            1,000      (2,000)
 Issuance of common stock
  (Restricted) at $.20 per
   share for license at
   8/22/97                    3,000,000      3,000          597,000
Net income for the period                                                   -0-
                              ---------   ---------        ---------   ---------

Balances at 9/30/97           4,000,000   $  4,000         $598,000    $ (2,000)
                              =========   =========        =========   =========


                                   NOHIV, INC.
                       (formerly Bonito Industries, Inc..)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        4/16/86
                                        For the Nine months            (Date of
                                        ended September 30            inception)
                                        1997           1996           to 9/30/97
                                             Unaudited                Unaudited
                                        -------------------         -----------
OPERATING ACTIVITIES
     Net income (loss)                  $  -0-          -0-          $  (2,000)
     Adjustments to reconcile
     net income (loss) to cash
     used by operating activities:
     Amortization                          -0-          -0-                 50
                                       --------   ---------         -----------

     NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES            $  -0-          -0-          $   (1,950)

INVESTING ACTIVITIES
Organization Costs                         -0-          -0-                 (50)
                                        --------   ---------         -----------

     NET CASH USED BY
     INVESTING ACTIVITIES                  -0-          -0-                 (50)

FINANCING ACTIVITIES
     Proceeds from sale of
     common stock                          -0-          -0-               2,000
                                        --------   ---------         -----------

     NET CASH USED BY
     FINANCING ACTIVITIES                  -0-          -0-               2,000
                                        --------   ---------         -----------

     INCREASE IN CASH
     AND CASH EQUIVALENTS                  -0-          -0-                 -0-

     Cash and cash equivalents
     at beginning of year                  -0-          -0-                 -0-
                                        --------   ---------         -----------
     CASH & CASH EQUIVALENTS
     AT END OF PERIOD                      -0-          -0-                 -0-
                                        ========   =========         ===========

SUPPLEMENTAL INVESTING ACTIVITIES
         During the quarter ended September 30, 1997, the Company issued 3,000,000 shares of its restricted common stock to acquire a license valued at $600,000. The license was previously carried on the seller's financial statements at $600,000 and management feels $600,000 is the current value.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     At the present time there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities.

     Not required.

Item 3.  Defaults Upon Senior Securities.

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not required.

Item 5.  Other Information.

     Not required.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) No exhibits have been filed with this Form 10-Q.

     (b) On August 27, 1997, the Registrant filed a Current Report on Form 8-K reflecting that acquisition of certain distribution rights from Euro-American GMBH.

     Concurrently herewith the Registrant has filed a Current Report on Form 8-K setting forth the amendment to the acquisition agreement and clarifying certain terms of the acquisition agreement and distribution agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                             NOVIC, INC.
                                             (Registrant)


 Date: November 14, 1997                     /S/ Axel J. Kutscher
                                             --------------------
                                             By: Axel J. Kutscher
                                             Its: President, Secretary and
                                             Chief Financial Officer